Form 10-K
period 2018-12-31
WFB Funding, LLC; Cabela's Master Credit Card Trust; Cabela's Credit Card Master Note Trust
filed 2019-03-28
CIK 1540723, 1592143, 1592145

________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number of issuing entity: 333-192577-02	Commission File Number of issuing entity: 333-192577-01
Central Index Key Number of issuing entity: 0001592145	Central Index Key Number of issuing entity: 0001592143
____________________________________

CABELA’S CREDIT CARD MASTER NOTE TRUST*	CABELA’S MASTER CREDIT CARD TRUST
(Exact Name of Issuing Entity as Specified in Its Charter)	(Exact Name of Issuing Entity as Specified in Its Charter)
(Issuing Entity in Respect of the Notes)	(Issuing Entity in Respect of the Series 2004-1 Certificate)
____________________________________
Commission File Number of depositor: 333-192577
Central Index Key Number of depositor: 0001540723
____________________________________
WFB FUNDING, LLC
(Exact Name of Depositor as Specified in Its Charter)
____________________________________
Central Index Key Number of sponsor: 0001514949
____________________________________
CAPITAL ONE BANK (USA), NATIONAL ASSOCIATION
(As Successor in Interest to World’s Foremost Bank)
(Exact Name of Sponsor as Specified in Its Charter)
____________________________________

Delaware	New York
(State or Other Jurisdiction of Incorporation or Organization of the Issuing Entity)	(State or Other Jurisdiction of Incorporation or Organization of the Issuing Entity in respect of the Series 2004-1 Certificate)

c/o WFB Funding, LLC 4800 NW 1st Street Lincoln, Nebraska 68521 Attention: 73001-0150	c/o WFB Funding, LLC 4800 NW 1st Street Lincoln, Nebraska 68521 Attention: 73001-0150
(Address of Principal Executive Offices of Issuing Entity)	(Address of Principal Executive Offices of Issuing Entity)

(402) 323-5958	(402) 323-5958
(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)

Not Applicable	Not Applicable
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)
____________________________________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐ [Rule 405 of Regulation S-T is not applicable.]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ [Item 405 of Regulation S-K is not applicable]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Registrant has no voting or non-voting common equity outstanding held by non-affiliates.
Documents Incorporated by Reference. See Item 15(b).
________________________________
* In accordance with relevant regulations of the Securities and Exchange Commission, the depositor files annual and other reports with the Commission on behalf of Cabela’s Credit Card Master Note Trust and Cabela’s Master Credit Card Trust under the Central Index Key (CIK) number (0001592145) for Cabela’s Credit Card Master Note Trust.

PART I
The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 1.	Business.
Item 1A.	Risk Factors.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Substitute information provided in accordance with General Instruction J to Form 10–K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
The primary asset of the issuing entity is the collateral certificate, Series 2004-1, representing an undivided interest in Cabela’s Master Credit Card Trust, whose assets include the receivables arising in a portfolio of credit card accounts. Cabela’s Master Credit Card Trust, therefore, may be considered a significant obligor in relation to Cabela’s Credit Card Master Note Trust. Pursuant to Instruction 2.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of Cabela’s Master Credit Card Trust has been disclosed in this report on Form 10-K in lieu of the information otherwise contemplated by Item 1112(b).
The pool assets held by Cabela’s Master Credit Card Trust do not include any significant obligors.
Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).
Based on the standards set forth in Item 1114(b)(2) of Regulation AB, no information is required in response to this Item.
Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).
Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.
Item 1117 of Regulation AB: Legal Proceedings.
Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. Below we provide a description of certain legal proceedings and claims.
Interchange Litigation
In 2005, a putative class of retail merchants filed antitrust lawsuits against Mastercard International (“Mastercard”) and Visa U.S.A., Inc. (“Visa”) and several issuing banks, including Capital One Financial Corporation (the “Corporation”) and its subsidiaries, including Capital One Bank (USA), National Association (the “Bank”), seeking both injunctive relief and monetary damages for an alleged conspiracy by defendants to fix the level of interchange fees. Other merchants have asserted similar claims in separate lawsuits, and while these separate cases did not name any issuing banks, Visa, Mastercard and issuing banks, including the Corporation and its subsidiaries, including the Bank, have entered settlement and judgment sharing agreements allocating the liabilities of any judgment or settlement arising from all interchange-related cases.
The lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes and were settled in 2012. The class settlement, however, was invalidated by the United States Court of Appeals for the Second Circuit in June 2016, and the suit was separated into separate class actions seeking injunctive and monetary relief, respectively. In addition, numerous merchant groups opted out of the 2012 settlement and have pursued their own claims. The claims by the injunctive relief class have not been resolved, but the parties reached a new settlement agreement with the monetary damages class in August 2018, whereby the class would receive up to approximately $6.2 billion collectively from the defendants in exchange for a release of the class’s claims, depending on the percentage of class plaintiffs who opt out. That settlement has been preliminarily approved by the district court, and court proceedings are underway for final approval of that settlement. Visa and Mastercard have also settled several of the opt-out cases, which required non-material payments from issuing banks, including the Corporation and its subsidiaries, including the Bank. Visa created a litigation escrow account following its IPO of stock in 2008 that funds settlements for its member banks, and any settlements related to Mastercard-allocated losses have either already been paid or are reflected in the Corporation and its subsidiaries’ reserves.
Other Pending and Threatened Litigation
In addition, the Corporation and its subsidiary banks (including the Bank), are commonly subject to various pending and threatened legal actions relating to the conduct of their normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of all such other pending or threatened legal actions will not be material to noteholders.
Trustee Litigation
Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.
Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above. Previously, U.S. Bank disclosed that the most substantial case was: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and a companion class action case involving additional trusts (collectively, the “BlackRock cases”). Some of the trusts implicated in the aforementioned BlackRock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.
U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.
U.S. Bank has provided us with the information under the caption “Trustee Litigation” immediately above in response to the requirements of Regulation AB. Neither the Corporation nor its subsidiary banks (including the Bank) is a party to any such litigation. Other than the information regarding trustee litigation immediately above and the information concerning U.S. Bank specified in this Form 10-K under the caption ”Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria” and in Exhibits 33.2 and 34.2 to this Form 10-K, U.S. Bank has not participated in the preparation of, and is not responsible for, any other information contained in this Form 10-K.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.

Item 9B:	Other Information.
None.

 PART III

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accounting Fees and Services.
Substitute information provided in accordance with General Instruction J to Form 10–K:
Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.
Each of the Bank, for itself and on behalf of its affiliate Capital One Services, LLC (“COSL”) and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of Cabela’s Master Credit Card Trust and Cabela’s Credit Card Master Note Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”), which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
Vendors
A Servicing Participant may engage one or more vendors to perform specific and limited, or scripted activities that address all or a portion of one or more servicing criteria applicable to such Servicing Participant. Generally in these cases, the Servicing Participant has instituted policies and procedures to monitor whether such vendors’ activities comply in all material respects with such servicing criteria, and may elect to take responsibility for assessing compliance with the servicing criteria applicable to such vendors’ activities in such Servicing Participant’s Report on Assessment. Where the Servicing Participant has not instituted such policies and procedures, or where the Servicing Participant does not otherwise elect to take responsibility for assessing its vendors’ activities, the vendor is itself treated as a Servicing Participant and is required to provide its own Report on Assessment and related Attestation Report.
Exceptions
No Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.
Platform-Level Reports
Regulations of the Securities and Exchange Commission (“SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. Further guidance from the SEC staff identifies additional parameters that a Servicing Participant may apply to define and further limit its platform. For example, a Servicing Participant may define its platform to include only transactions that were completed on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933. Each Servicing Participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the Servicing Participant’s business model, the transactions in which it is involved and the range of activities performed in those transactions.
Based on our understanding of their platforms and the guidance that is available at this time, we believe that the parameters by which the Servicing Participants have defined their platforms should be permissible. However, because the guidance available at this time is subject to clarification or change, we cannot assure you that the SEC and its staff will necessarily agree.

Item 1123 of Regulation AB: Servicer Compliance Statement.
Each of the Bank and COSL has been identified by the registrant as a servicer meeting the criteria of Item 1108(a)(2)(i), (ii) or (iii) of Regulation AB with respect to the pool assets held by each of Cabela’s Master Credit Card Trust and Cabela’s Credit Card Master Note Trust. Each of these servicers has provided a statement of compliance (a “Compliance Statement”), which has been signed by an authorized officer of such related servicer. Each Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Not Applicable.
(a)(2) Not Applicable.
(a)(3) The exhibits required by Item 601 of regulation S-K are listed in the Exhibit Index.
(b) Exhibits.

Exhibit Index

Exhibit Number	Description
3.1	Articles of Organization of WFB Funding, LLC (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-3 filed on November 27, 2013, file no. 333-192577).
3.2
Second Amended and Restated Operating Agreement of WFB Funding, LLC, dated September 22, 2017, between World’s Foremost Bank and WFB Funding Corporation. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K, filed on September 25, 2017, file no. 333-192577).

3.3
Articles of Incorporation of WFB Funding Corporation (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2018, file no. 333-192577).

3.4	Bylaws of WFB Funding Corporation (incorporated by reference to Exhibit 3.4 to the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2018, file no. 333-192577).
4.1
Amended and Restated Receivables Purchase Agreement, dated as of June  14, 2016, between World’s Foremost Bank and WFB Funding, LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on June  15, 2016, file no. 333-192577).

4.2
Second Amended and Restated Master Indenture, dated as of June 14, 2016, among Cabela’s Credit Card Master Note Trust, World’s Foremost Bank and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K filed on June 15, 2016, file no. 333-192577).

4.3
Series 2014-II Indenture Supplement, dated as of July 16, 2014, among Cabela’s Credit Card Master Note Trust, World’s Foremost Bank and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on July 16, 2014, file no. 333-192577).

4.4
Series 2015-I Indenture Supplement, dated as of March 16, 2015, among Cabela’s Credit Card Master Note Trust, World’s Foremost Bank and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on March 16, 2015, file no. 333-192577)

4.5
Series 2015-II Indenture Supplement, dated as of July 15, 2015, among Cabela’s Credit Card Master Note Trust, World’s Foremost Bank and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on July 15, 2015, file no. 333-192577).

4.6
Series 2016-I Indenture Supplement, dated as of June 29, 2016, among Cabela’s Credit Card Master Note Trust, World’s Foremost Bank and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on June 29, 2016, file no. 333-192577)

4.7
Third Amended and Restated Pooling and Servicing Agreement, dated as of June 14, 2016, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K filed on June 15, 2016, file no. 333-192577).

4.8
Series 2004-1 Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of April 14, 2004, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the registrant’s Form S-3 filed on November 27, 2013, file no. 333-192577).

4.9
First Amendment to Series 2004-1 Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of August 31, 2005, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to the registrant’s Form S-3 filed on November 27, 2013, file no. 333-192577).

4.10
Second Amendment to Series 2004-1 Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of November 3, 2006, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to the registrant’s Form S-3 filed on November 27, 2013, file no. 333-192577).

4.11
Third Amendment to Series 2004-1 Supplement to Third Amended and Restated Pooling and Servicing Agreement, dated as of June 14, 2016, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed on June 15, 2016, file no. 333-192577).

4.12
Trust Agreement, dated as of April 13, 2004, between WFB Funding, LLC and Wachovia Bank of Delaware, National Association (incorporated by reference to Exhibit 4.8 to the registrant’s Form S-3 filed on November 27, 2013, file no. 333-192577).

4.13
Resignation, Appointment and Acceptance Agreement, dated as of April 28, 2011, among WFB Funding, LLC, Wilmington Trust Company and Wells Fargo Delaware Trust Company, N.A. (incorporated by reference to Exhibit 4.9 to the registrant’s Form S-3 filed on November 27, 2013, file no. 333-192577).

4.14
Transfer and Administration Agreement, dated as of April 14, 2004, among Cabela’s Credit Card Master Note Trust, WFB Funding, LLC, World’s Foremost Bank and U.S. Bank National Association (incorporated by reference to Exhibit 4.10 to the registrant’s Form S-3 filed on November 27, 2013, file no. 333-192577).

4.15	Series 2004-1 Certificate, dated April 14, 2004 (incorporated by reference to Exhibit 4.12 to the registrant’s Form S-3 filed on November 27, 2013, file no. 333-192577).
4.16
Asset Representations Review Agreement, dated as of June 14, 2016, among WFB Funding, LLC, World’s Foremost Bank, and Clayton Fixed Income Services, LLC (incorporated by reference to Exhibit 4.5 to the registrant’s Form 8-K, filed on June 15, 2016, file no. 333-192577).

4.17
Framework Agreement, dated as of April 17, 2017, by and among Cabela’s Incorporated, World’s Foremost Bank, Synovus Bank, Capital One Bank (USA), National Association and, solely for purposes of the recitals thereto and Section 5.18, Section 8.2 and Article IX thereof, Capital One, National Association (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K, filed on April 18, 2017, file no. 333-192577).

4.18
Asset and Deposit Purchase Agreement, dated as of April 17, 2017, by and among Cabela’s Incorporated, World’s Foremost Bank and Synovus Bank (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K, filed on April 18, 2017, file no. 333-192577).

4.19
Asset Purchase Agreement, dated as of April 17, 2017, by and between Capital One Bank (USA), National Association and Synovus Bank (incorporated by reference to Exhibit 4.20 to the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2018, file no. 333-192577).

4.20
Asset Purchase Agreement, dated as of April 17, 2017, by and among Cabela’s Incorporated, World’s Foremost Bank and Capital One Bank (USA), National Association (incorporated by reference to Exhibit 2.3 to the registrant’s Form 8-K, filed on April 18, 2017, file no. 333-192577).

4.21
Omnibus Securitization Agreements Assignment and Assumption Acknowledgement and Amendment Agreement, dated as of September 25, 2017, by and among World’s Foremost Bank, WFB Funding, LLC, Capital One Bank (USA), National Association, U.S. Bank National Association, Cabela’s Credit Card Master Note Trust and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed on September 29, 2017, file no. 333-192577).

10.1
Subservicing Agreement between Capital One Bank (USA), National Association and Capital One Services, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2018, file no. 333-192577).

31.1	Certification of WFB Funding, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.
33.1	Report on Assessment of Compliance with Servicing Criteria for Capital One Bank (USA), National Association, for itself and on behalf of its affiliate Capital One Services, LLC.
33.2	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association.
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Capital One Bank (USA), National Association and its affiliate Capital One Services, LLC.
34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association.
35.1	Servicer Compliance Statement of Capital One Bank (USA), National Association.
35.2	Servicer Compliance Statement of Capital One Services, LLC.
(c) Not Applicable.
Item 16.     Form 10-K Summary.
Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cabela’s Credit Card Master Note Trust

By:	WFB Funding, LLC, as Depositor

By:	WFB Funding Corporation, its Managing Member

By:	/s/ Thomas A. Feil

Name:	*Thomas A. Feil
Title:	President

Date:	March 28, 2019
* Thomas A. Feil is the senior officer in charge of securitization of WFB Funding Corporation, in its role as Managing Member of the Depositor