Form 10-K
period 2019-12-31
WFB Funding, LLC; Cabela's Master Credit Card Trust; Cabela's Credit Card Master Note Trust
filed 2020-03-27
CIK 1540723, 1592143, 1592145

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
For the fiscal year ended December 31, 2019
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
(As Successor in Interest to World’s Foremost Bank)
(Exact Name of Sponsor as Specified in Its Charter)
____________________________________

Delaware	New York
(State or Other Jurisdiction of Incorporation or Organization of the Issuing Entity)	(State or Other Jurisdiction of Incorporation or Organization of the Issuing Entity in respect of the Series 2004-1 Certificate)

c/o WFB Funding, LLC 4800 NW 1st Street Lincoln, Nebraska 68521 Attention: 73001-0150	c/o WFB Funding, LLC 4800 NW 1st Street Lincoln, Nebraska 68521 Attention: 73001-0150
(Address of Principal Executive Offices of Issuing Entity)	(Address of Principal Executive Offices of Issuing Entity)

(804) 284-2500	(804) 284-2500
(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)

Not Applicable	Not Applicable
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)
____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A

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
Interchange Litigation
In 2005, a putative class of retail merchants filed antitrust lawsuits against Mastercard International (“MasterCard”) and Visa U.S.A., Inc. (“Visa”) and several issuing banks, including Capital One Financial Corporation (the “Corporation”) and its subsidiaries, including Capital One Bank (USA), National Association (the “Bank”), seeking both injunctive relief and monetary damages for an alleged conspiracy by defendants to fix the level of interchange fees. Other merchants have asserted similar claims in separate lawsuits, and while these separate cases did not name any issuing banks, Visa, MasterCard and issuers, including the Corporation and its subsidiaries, including the Bank, have entered settlement and judgment sharing agreements allocating the liabilities of any judgment or settlement arising from all interchange-related cases.
The lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes and were settled in 2012. The class settlement, however, was invalidated by the United States Court of Appeals for the Second Circuit in June 2016, and the suit was bifurcated into separate class actions seeking injunctive and monetary relief, respectively. In addition, numerous merchant groups opted out of the 2012 settlement and have pursued their own claims. The claims by the injunctive relief class have not been resolved, but the settlement of $5.5 billion for the monetary damages class has received final approval from the trial court, and has been appealed to the U.S. Court of Appeals for the Second Circuit. Visa and MasterCard have also settled several of the opt-out cases, which required non-material payments from issuing banks, including the Corporation and its subsidiaries, including the Bank. Visa created a litigation escrow account following its initial public offering of stock in 2008 that funds settlements for its member banks, and any settlements related to MasterCard-allocated losses have either already been paid or are reflected in the Corporation and its subsidiaries’ reserves.
Capital One Bank (USA), National Association
The Corporation and its subsidiaries, including the Bank, are commonly subject to various pending and threatened legal actions relating to the conduct of their normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of all such other pending or threatened legal actions, is not expected be material to noteholders.
Trustee Litigation
In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify security holders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default. Currently, U.S. Bank is a defendant in multiple actions alleging individual or class action claims against it.
U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.
On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.). The complaint, which was later amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and servicing of the student loans.
U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the lawsuit are without merit.
U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, U.S. Bank requested a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are being litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.
U.S. Bank intends to continue to defend this lawsuit vigorously.
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

WFB Funding, LLC, as Depositor to Cabela’s Credit Card Master Note Trust and Cabela’s Master Credit Card Trust

By:	WFB Funding Corporation, its Managing Member

By:	/s/ THOMAS A. FEIL

Name:	*Thomas A. Feil
Title:	President, WFB Funding Corporation

Date:	March 27, 2020
* Thomas A. Feil is the senior officer in charge of securitization of WFB Funding Corporation, in its role as Managing Member of the Depositor